Form 10QSB
period 2008-01-31
JJJ1 Inc
filed 2008-03-06
CIK 1421528

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 0001421528

JJJ1, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2620
New York, NY 10170
(Address of principal executive offices)(Zip Code)

(917) 332-7775
(Registrant’s telephone no., including area code

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 5, 2008: 100,000 shares of common stock.

 JJJ1, INC.

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Control and Procedures

Part II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.    Financial Information

2

JJJ1, Inc.
(A Development Stage Company)
Financial Statements

For the Three Months Ended January 31, 2008 and for the Period
from October 30, 2007 (inception) to January 31, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:
Balance Sheets - As of January 31, 2008 (Unaudited) and October 31, 2007 (Audited)	1

Statements of Operations -
For the three months ended January 31, 2008 and for the period from
October 30, 2007 (inception) to January 31, 2008 (Unaudited)	2
Statements of Cash Flows -
For the three months ended January 31, 2008 and for the period from
October 30, 2007 (inception) to January 31, 2008 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4 - 7

JJJ1, INC.
(A Development Stage Company)
Balance Sheets
Assets

	January 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
Assets:
Cash	$2,496	$-
Total Current Assets	2,496	-

Total Assets	$2,496	$-

Liabilities and Stockholder's Deficit

Current Liabilities:
Accrued expenses	$-	$2,000
Loans payable - related party	12,100	10,000
Note payable - related party	20,000	-
Total Current Liabilities	32,100	12,000

Stockholder's Deficit:
Preferred stock, no par value, 5,000,000 shares authorized,
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
authorized, 100,000 shares issued and outstanding	100	100
Additional paid in capital	-	-
Deficit accumulated during development stage	(29,704)	(12,100)
Total stockholder's deficit	(29,604)	(12,000)

Total Liabilities and Stockholder's Deficit	$2,496	$-

See accompanying notes to unaudited financial statements

JJJ1, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
	For the Three Months Ended January 31, 2008	For the Period from October 30, 2007 (Inception) to January 31, 2008
Operating Expenses

General and administrative	$17,604	$29,704

Total Operating Expenses	17,604	29,704

Net Loss	$(17,604)	$(29,704)

Net loss per share - basic and diluted	$(0.18)	$(0.30)

Weighted average number of shares outstanding during the period - basic and diluted	100,000	100,000

See accompanying notes to unaudited financial statements

JJJ1, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2008	For the Period from October 30, 2007 (Inception) to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,604)	$(29,704)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	-	100
Decrease in accounts payable	(2,000)	-
Net Cash Used In Operating Activities	(19,604)	(29,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	2,100	12,100
Proceeds from note payable - related party	20,000	20,000
Net Cash Provided By Financing Activities	22,100	32,100

Net Increase in Cash	2,496	2,496

Cash - Beginning of Period	-	-

Cash - End of Period	$2,496	$2,496

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
 (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form 10-SB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended October 31, 2007. The interim results for the period ended January 31, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

JJJ1, Inc. (the "Company"), was incorporated in Delaware on October 30, 2007.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At January 31, 2008, the Company had not yet commenced operations.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt financing.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At January 31, 2008, the Company has no cash equivalents.

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
 (Unaudited)

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At January 31, 2008 and for the period from October 30, 2007 (inception) to January 31, 2008, respectively, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Recent accounting pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
 (Unaudited)
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $17,604 and net cash used in operations of $19,604 for the three months ended January 31, 2008 and a working capital deficit of $29,604, a deficit accumulated during the development stage of $29,704 and a stockholders’ deficit of $29,604 at January 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008
 (Unaudited)

Note 4 Loans Payable

On October 31, 2007, November 1, 2007 and December 21, 2007, the sole stockholder loaned the Company $10,000, $2,000 and $100, respectively. The loans are non-interest bearing, unsecured and due on demand.

Note 5 Note Payable

On December 21, 2007, the Company received $20,000 in exchange for a note from its sole stockholder. The note is unsecured, non-interest bearing and matures at the earlier of (i) two years from the date of issuance, or (ii) at such time when the Company is acquired or merger with another entity. The Company has classified this note as a current liability.

Note 6 Related Party Transactions

Since inception, 100% of all debt financing has come from the Company’s sole stockholder.

Note 7 Stockholder’s Deficit

On October 30, 2007, the Company issued 100,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $100 in services.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of March 5, 2008, neither our sole officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through January 31, 2008. From inception through the period ended January 31, 2008, we recognized a net loss of $29,704. For the three months ended January 31, 2008, we recognized a net loss of $17,604. Expenses for the three months were comprised of costs mainly associated with professional fees.

Liquidity and Capital Resources

At January 31, 2008, we had cash of $2,496. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole officer and director to fund administrative expenses pending acquisition of an operating company.

As reflected in the accompanying financial statements, the Company has a net loss of $17,604 and net cash used in operations of $19,604 for the three months ended January 31, 2008 and a working capital deficit of $29,604, a deficit accumulated during the development stage of $29,704 and a stockholders’ deficit of $29,604 at January 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business combination can be made or until sufficient cash exists that can be used to pay corporate expenses as incurred.

The Company will not make it a condition that the target company must repay funds advanced by its sole officer and director. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities.

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from a lender. There can be no assurance that the Company will able to obtain additional funding when and if needed or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all of these significant accounting policies impact the Company’s financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our financial position or liquidity, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  January 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending January 31, 2008, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

(a)                   Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                   Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

JJJ1, INC.

By: /s/ Melanie Singer
Melanie Singer President, Chief Executive Officer, CFO, and Director

March 6, 2008