Form 10-Q
period 2008-07-31
JJJ1 Inc
filed 2008-09-08
CIK 1421528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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
 _______________

(917) 332-7775
 (Issuer Telephone number)
_______________

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of September 8, 2008:  100,000 shares of Common Stock.

JJJ1, Inc.

FORM 10-Q

July 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T.	Controls and Procedures	7

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	8
Item 1A	Risk Factors	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
Item 5.	Other Information	8
Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURE

 Item 1. Financial Information

JJJ1, Inc.
(A Development Stage Company)
Financial Statements

For the Three and Nine Months Ended July 31, 2008 and for the Period
from October 30, 2007 (inception) to July 31, 2008
(Unaudited)

CONTENTS

Page(s)

Financial Statements:

Balance Sheets - As of July 31, 2008 (Unaudited) and October 31, 2007 (Audited)	F-1

Statements of Operations -
For the Three and Nine Months Ended July 31, 2008 and for the Period from
October 30, 2007 (inception) to July 31, 2008 (Unaudited)	F-2

Statements of Cash Flows -
For the Nine Months Ended July 31, 2008 and for the Period from
October 30, 2007 (inception) to July 31, 2008 (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 -F-8

JJJ1, INC.
(A Development Stage Company)
Balance Sheets

Assets

	July 31, 2008	October 31, 2007
	(Unaudited)	(Audited)

Assets:
Cash	$673	$-
Total Current Assets	673	-

Total Assets	$673	$-

Liabilities and Stockholder's Deficit

Current Liabilities:
Accrued expenses	$-	$2,000
Accounts payable	1,045	-
Loans payable - related party	15,100	10,000
Notes payable - related party	22,500	-
Total Current Liabilities	38,645	12,000

Stockholder's Deficit:
Preferred stock, no par value, 5,000,000 shares authorized,
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
authorized, 100,000 shares issued and outstanding	100	100
Deficit accumulated during development stage	(38,072)	(12,100)
Total stockholder's deficit	(37,972)	(12,000)

Total Liabilities and Stockholder's Deficit	$673	$-

See accompanying notes to unaudited financial statements

JJJ1, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
	For the Three	For the Nine	from October 30, 2007
	Months Ended	Months Ended	(Inception) to
	July 31, 2008	July 31, 2008	July 31, 2008

Operating Expenses
General and administrative	$4,094	$25,972	$38,072

Total Operating Expenses	4,094	25,972	38,072

Net Loss	$(4,094)	$(25,972)	$(38,072)

Net loss per share - basic and diluted	$(0.04)	$(0.26)	$(0.38)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000	100,000	100,000

See accompanying notes to unaudited financial statements

JJJ1, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Period
	For the Nine	from October 30, 2007
	Months Ended	(Inception) to
	July 31, 2008	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,972)	$(38,072)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	-	100
Increase in:
Accounts payable	1,045	1,045
Decrease in:
Accrued expenses	(2,000)	-
Net Cash Used In Operating Activities	(26,927)	(36,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	5,100	15,100
Proceeds from notes payable - related party	22,500	22,500
Net Cash Provided By Financing Activities	27,600	37,600

Net Increase in Cash	673	673

Cash - Beginning of Period	-	-

Cash - End of Period	$673	$673

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Registration Statement on Form 10-SB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended October 31, 2007. The interim results for the period ended July 31, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JJJ1, Inc. (the "Company"), was incorporated in Delaware on October 30, 2007.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At July 31, 2008, the Company had not yet commenced operations.

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

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008
(Unaudited)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. At July 31, 2008, the Company has no cash equivalents.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At July 31, 2008 and for the period from October 30, 2007 (inception) to July 31, 2008, respectively, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

JJJ1, Inc.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R,“Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141,“Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
July 31, 2008
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
July 31, 2008
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $25,972 and net cash used in operations of $26,927 for the nine months ended July 31, 2008 and a working capital deficit of $37,972, a deficit accumulated during the development stage of $38,072 and a stockholders’ deficit of $37,972 at July 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Loans Payable

On October 31, 2007, November 1, 2007, December 21, 2007, and June 30, 2008 the sole stockholder loaned the Company $10,000, $2,000, $100, and $3,000 respectively. The loans are non-interest bearing, unsecured and due on demand.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of September 3, 2008, neither our sole officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

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

Results of Operation

We did not have any operating income from inception through July 31, 2008. From inception through the period ended July 31, 2008, we recognized a net loss of $38,072. For the three months ended July 31, 2008, we recognized a net loss of $4,094. Expenses for the three months were comprised of costs mainly associated with general and administrative fees.

Liquidity and Capital Resources

At July 31, 2008, we had cash of $673. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole officer and director to fund administrative expenses pending acquisition of an operating company.

As reflected in the accompanying financial statements, the Company has a net loss of $25,972 and net cash used in operations of $26,972 for the nine months ended July 31, 2008 and a working capital deficit of $37,972, a deficit accumulated during the development stage of $38,072 and a stockholders’ deficit of $37,972 at July 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2008.

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

Item 1A. Risk Factors.

None.

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

JJJ1, Inc.

Date: September 8, 2008	By:	/s/ Melanie Singer
Melanie Singer
President, Chief Executive Officer, CFO, and Director