Form 10-K
period 2008-10-31
Xodtec Group USA, INC.
filed 2009-02-13
CIK 1421528

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-1421528

XODTEC GROUP USA, INC.
(Name of small business issuer in its charter)

DELAWARE	06-182-8576
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 501 A, 5th Floor, No. 131, Sung Chang Road Chung Shang District, Taipei City, Taiwan
(Address of principal executive offices)	(Zip Code)

(845) 661-0708

(Registrant’s telephone number, including area code)

JJJ1, INC.
420 Lexington Avenue, Suite 2620
New York, NY 10170
(917) 332-7775
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Revenues for year ended October 31, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of February 11, 2009 was: 100,000

TABLE OF CONTENTS

PART I

ITEM 1.                DESCRIPTION OF BUSINESS

General

XODTEC Group USA, Inc. (the “Company”), formerly as JJJ1, Inc. was incorporated on October 30, 2007 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

On September 9, 2008, we entered into a Share Purchase and Option Agreement (the “Agreement”) with Xodtec, Inc., a corporation established under the laws of Taiwan, pursuant to which we sold 90,000 shares which represented 90% of our issued and outstanding shares to Xodtec, Inc.; as consideration, the Purchaser paid $35,000 to the Seller, which included $5,000 as the Purchase Price and $30,000 Liability Payment. Also, Xodtec, Inc. has the option to purchase the additional 10,000 shares of our issued and outstanding common stock within 90 days from the closing date for an additional $25,000 upon certain conditions. Effective September 10, 2008, the Company changed its name to Xodtec Group USA, Inc.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;

•	increased visibility in the financial community;

•	the facilitation of borrowing from financial institutions;

•	improved trading efficiency;

•	shareholder liquidity;

•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;

•	enhanced corporate image;

•	a presence

POTENTIAL TARGET COMPANIES

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. A business entity, if any, which may be interested in a business combination with us, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company issued and outstanding common stock of the Company, and may include supplementing the current management and board of directors or forms of transactional aids or controls.  No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business.

Employees

We currently have one employee.

ITEM 2.                DESCRIPTION OF PROPERTY

Our principal office is located at Room 501 A, 5th Floor, No. 131, Sung Chang Road, Chung Shang District, Taipei City, Taiwan. This location is the home of our president, Yao-ting Su, who supplies this office space to us rent free. Our telephone number is 845-661-0708.

ITEM 3.                LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders of Our Common Stock

As of February 11, 2009, we had we had two record holders of our Common Stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.                SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

Business Overview

XODTEC Group USA, Inc. (the “Company”), formerly as JJJ1, Inc. was incorporated on October 30, 2007 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

On September 9, 2008, we entered into a Share Purchase and Option Agreement (the “Agreement”) with Xodtec, Inc., a corporation established under the laws of Taiwan, pursuant to which we sold 90,000 shares which represented 90% of our issued and outstanding shares to Xodtec, Inc.; as consideration, the Purchaser paid $35,000 to the Seller, which included $5,000 as the Purchase Price and $30,000 Liability Payment. Also, Xodtec, Inc. has the option to purchase the additional 10,000 shares of our issued and outstanding common stock within 90 days from the closing date for an additional $25,000 upon certain conditions. Effective September 10, 2008, the Company changed its name to Xodtec Group USA, Inc.

We intend to enter into a business combination with a target company in exchange for cash and/or our securities.

Results of Operation

We did not have any operating income from inception through October 31, 2008. From inception through the period ended October 31, 2008, we recognized a net loss of $100. For the year ended October 31, 2008, we recognized a net income of $12,000. Expenses for the year were comprised of costs mainly associated with general and administrative fees.

Liquidity and Capital Resources

At October 31, 2008, we had cash of $0. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole officer and director to fund administrative expenses pending acquisition of an operating company.

As reflected in the accompanying financial statements, the Company has a net income of $12,000 and net cash provided by operations of $10,000 for the year ended October 31, 2008 and a working capital of $0, a deficit accumulated during the development stage of $100 and a stockholders’ equity of $0 at October 31, 2008. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

JJJ1, Inc.
(A Development Stage Company)
Financial Statements
October 31, 2007

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet - As of October 31, 2007	F-2

Statement of Operations -
For the period from October 30, 2007 (inception) to October 31, 2007	F-3

Statement of Changes in Stockholder’s Deficit -
For the period from October 30, 2007 (inception) to October 31, 2007	F-4

Statement of Cash Flows -
For the period from October 30, 2007 (inception) to October 31, 2007	F-5

Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of:
JJJ1, Inc.

We have audited the accompanying balance sheet of JJJ1, Inc. (“the Company”) (a development stage company) as of October 31, 2007, and the related statements of operations, changes in stockholder’s deficit and cash flows for the period from October 30, 2007 (inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JJJ1, Inc. as of October 31, 2007, and the results of its operations and its cash flows for the period from October 30, 2007 (inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $12,100 and net cash used in operations of $10,000 for the period ended October 31, 2007 and a working capital deficit of $12,000, a deficit accumulated during the development stage of $12,100 and a stockholders’ deficit of $12,000 at October 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
December 7, 2007

JJJ1, Inc.
(A Development Stage Company)
Balance Sheet
October 31, 2007

Assets

Assets	$-

Liabilities and Stockholder's Deficit

Current Liabilities:
Accrued expenses	$2,000
Loan payable - related party	10,000
Total Current Liabilities	12,000

Stockholder's Deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
100,000 shares issued and outstanding	100
Deficit accumulated during the development stage	(12,100)
Total stockholder's deficit	(12,000)
Total Liabilities and Stockholder's Deficit	$-

See accompanying notes to financial statements

JJJ1, Inc.
(A Development Stage Company)
Statement of Operations
For the Period from October 30, 2007 (Inception) to October 31, 2007

Revenues	$-

Operating Expenses
General and administrative	12,100
Total Operating Expenses	12,100

Net loss	$(12,100)

Net loss per share - basic and diluted	$(0.12)

Weighted average number of shares outstanding
during the period - basic and diluted	100,000

See accompanying notes to financial statements

JJJ1, Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the Period from October 30, 2007 (Inception) to October 31, 2007

			Deficit
			Accumulated
			During the	Total
	Common Stock		Development	Stockholder's
	Shares	Amount	Stage	Deficit

Issuance of common stock to founders for services	100,000	$100	$-	$100

Net loss for the period ended October 31, 2007	-	-	(12,100)	(12,100)

Balance - October 31, 2007	100,000	$100	$(12,100)	$(12,000)

See accompanying notes to financial statements

JJJ1, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the Period from October 30, 2007 (Inception) to October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,100)
Adjustments to reconcile net loss to cash used in operating activitites:
Stock issued for services - founders	100
Changes in operating assets and liabilities:
Increase in accrued expenses	2,000
Net Cash Used In Operating Activities	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	10,000
Net Cash Provided By Financing Activities	10,000

Net Increase in Cash	-
Cash - Beginning of Period	-
Cash - End of Period	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-
Interest	$-

See accompanying notes to financial statements

JJJ1, Inc,
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

JJJ1, Inc. (the "Company"), was incorporated in Delaware on October 30, 2007.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At October 31, 2007, the Company had not yet commenced operations.

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

A significant estimate in 2007 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At October 31, 2007, the Company had no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At October 31, 2007, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

JJJ1, Inc,
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation since inception.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company adopted SFAS No. 155 on January 1, 2007 and it did not have a material effect on its financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring certain tax positions, as defined in FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

JJJ1, Inc,
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB No.108”), which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 and it did not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $12,100 and net cash used in operations of $10,000 for the period ended October 31, 2007 and a working capital deficit of $12,000, a deficit accumulated during the development stage of $12,100 and a stockholders’ deficit of $12,000 at October 31, 2007. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

JJJ1, Inc,
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Note 3 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $12,100 at October 31, 2007 expiring through the year 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at October 31, 2007 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$4,809
Total deferred tax assets	4,809
Less: valuation allowance	(4,809)
Net deferred tax asset recorded	-

The valuation allowance at October 30, 2007 (inception) was $0. The net change in valuation allowance during the period ended October 31, 2007 was an increase of $4,809. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2007.

The actual tax benefit differs from the expected tax benefit for the period ended October 31, 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 8.7% for state income taxes, a blended rate of 39.74%) as follows:

Expected tax expense (benefit) - Federal	$(3,756)
Expected tax expense (benefit) - State	(1,053)
Change in valuation allowance	4,809
Actual tax expense (benefit)	$-

JJJ1, Inc,
(A Development Stage Company)
Notes to Financial Statements
October 31, 2007

Note 3 Loan Payable - Related Party

On October 31, 2007, the sole stockholder loaned the Company $10,000. The loan is non-interest bearing, unsecured and due on demand. This loan represents a 100% concentration of all debt financing.

Note 4 Stockholder’s Deficit

On October 30, 2007, the Company issued 100,000 shares of common stock to its founder in exchange for $100 ($0.001 per share) of services rendered.

Note 5 Subsequent Events

On November 1, 2007, the sole stockholder loaned the Company $2,000. The loan is non-interest bearing, unsecured and due on demand.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE YEAR ENDED
OCTOBER 31, 2008 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11

FINANCIAL STATEMENTS

Balance Sheets	12

Statements of Operations	13

Statements of Stockholders' Equity (Deficit)	14

Statements of Cash Flows	15

Notes to Financial Statements	16 - 21

KCCW Accountancy Corp
24363 Golden Springs Dr, #230
Diamond Bar, CA 91765

Tel: +1 909 348 7228
Fax: +1 909 895 4155

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Xodtec Group USA, Inc
(A Development Stage Company)

We have audited the accompanying balance sheet of Xodtec Group USA, Inc. (formerly JJJ1, Inc.) (A Development Stage Company) as of October 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xodtec Group USA, Inc. (formerly JJJ1, Inc.) for the period ended October 31, 2007 were audited by other auditors whose report, dated December 7, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2008, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flow from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KCCW Accountancy Corp.

February 12, 2009

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
BALANCE SHEETS

	October 31, 2008	October 31, 2007
Assets
Total Assets	$-	$-

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accrued expenses	$-	$2,000
Loan payable-related party	-	10,000
Total liabilities	-	12,000

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding at October 31, 2008 and 2007	100	100
Deficit accumulated during the development stage	(100)	(12,100)
Total stockholders' equity (deficit)	-	(12,000)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
STATEMENTS OF OPERATIONS

			Accumulated
			from
		Period from October 30, 2007	October 30, 2007
	Year ended	(inception) to	(inception)
	October 31, 2008	October 31, 2007	to October 31, 2008

General and administrative expenses	$25,972	$12,100	$38,072

Loss from operations	(25,972)	(12,100)	(38,072)

Other income	37,972	-	37,972

Net Income (loss)	$12,000	$(12,100)	$(100)

Net Income (Loss) Per Share-
Basic and Diluted	$0.12	$(0.12)

Weighted Average Shares Outstanding:
Basic and Diluted	100,000	100,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Deficit Accumulated
	Common Stock		During the
	Share	Amount	Development Stage	Total

Issuance of common stock to founders for services	100,000	$100	$-	$100

Net loss for the period ended October 31, 2007	-	-	(12,100)	(12,100)

Balance- October 31, 2007	100,000	100	(12,100)	(12,000)

Net income for the year ended October 31, 2008	-	-	12,000	12,000

Balance, October 31, 2008	100,000	100	(100)	-

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
STATEMENTS OF CASH FLOWS

		Period from	Accumulated from
		October 30, 2007	October 30, 2007
	Year ended	(inception) to	(inception) to
	October 31, 2008	October 31, 2007	October 31, 2008
Cash flows from operating activities
Net income (loss)	$12,000	$(12,100)	$(100)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock issued for services- founders	-	100	100
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,000)	2,000	-
Net cash provided by (used in) operating activities	10,000	(10,000)	-

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loan payable- related party	-	10,000	10,000
Repayment of loan payable- related party	(10,000)	-	(10,000)
Net cash provided by (used in) financing activities	(10,000)	10,000	-

Net increase (decrease) in cash and cash equivalents	-	-	-

Cash and cash equivalents
Beginning	-	-	-
Ending	$-	$-	$-

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Xodtec Group USA, Inc. (formerly JJJ1, Inc.), (the "Company"), was incorporated in Delaware on October 30, 2007.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At October 31, 2008, the Company had not yet commenced operations.

Effective September 10, 2008, the Company changed its name to Xodtec Group USA, Inc.

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

A significant estimate in 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At October 31, 2007 and 2008, the Company had no cash equivalents.

Net income (loss) per share

Basic income (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At October 31, 2008 and 2007, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Stock-based compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. The Company has not issued any stock based compensation since inception.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Recent accounting pronouncements (Continued)

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

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Recent accounting pronouncements (Continued)

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

Note 2 Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows from operating activities since its inception. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. As of October 31, 2008, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in its efforts to generate or increase revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Note 3 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $100 at October 31, 2008 expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at October 31, 2008 are as follows:

Gross deferred tax assets:
Net operating loss carryforward	$40
Total deferred tax assets	40
Less: valuation allowance	(40)
Net deferred tax asset recorded	$-

The valuation allowance at October 30, 2008 was $4,809. The net change in valuation allowance during the period ended October 31, 2008 was a decrease of $4,769. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2008.

The actual tax benefit differs from the expected tax benefit for the period ended October 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 8.7% for state income taxes, a blended rate of 39.74%) as follows:

Expected tax expense (benefit) - Federal	$3,725
Expected tax expense (benefit) - State	1,044
Change in valuation allowance	(4,769)
Net deferred tax asset recorded	$-

Note 4 Related Party Transactions

Since inception, 100% of all debt financing has come from the Company’s stockholder.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008

Note 5 Stockholders’ Deficit

On October 30, 2007, the Company issued 100,000 shares of common stock to its founder in exchange for $100 ($0.001 per share) of services rendered.

******

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 11, 2009, we dismissed Berman & Company, P.A. (“Berman”) as our independent accountant and engaged KCCW Accountancy Corp.  (“KCCW”) as our new independent accountant to audit the Company’s financial statements for the fiscal year ended October 31, 2008. At no time since its engagement has KCCW had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

Our financial statements for the Company’s fiscal years ended October 31, 2007 was audited by Berman. The audit report of Berman for the above period did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s most recent fiscal period and any subsequent interim period through the date of termination, there were no disagreements with Berman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.
Our accountant is KCCW Accountancy Corp. independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of October 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held

Yao-ting Su	38	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such,  and the business experience during at least the last five years:

Yao-ting Su

Mr. Su has served as CEO with Xodtec, Inc. in Taiwan from 2005 to present. His main responsibility is to establish the business plan to expand the sales channels. Mr. Su is also a Managing Director with TargeTek, Inc. in Taiwan from 1997 to present. His responsibilities include business strategy and development analysis. From 1996 to 1997, Mr. Su was a Manager in Behavior Corporation in Taiwan with a staff of 20 with duties that included project and budget management. Mr. Su received his bachelor’s degree (major in English Literature and minor in Law) from Soochow University in 1996.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(h) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended October 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2008 and 2007  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Yao-ting Su President, Chief Executive Officer and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

Melanie Singer (1)	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

(1)
Effective September 9, 2008, in connection with the Share Purchase and Option Agreement, Melanie Singer resigned as President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. There were no disagreements between Melanie Singer and our company. Effective September 9, 2008, Yao-ting Su was appointed as our President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Yao-ting Su Room 501 A, 5th Floor, No. 131, Sung Chang Road Chung Shang District, Taipei City, Taiwan	90,000	90%
Melanie Singer	10,000	10%
Total	100,000	100%

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended October 31, 2008 and the period from October 30, 2007 (inception) to October 31, 2008, we were billed approximately $12,881 and $0 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended October 31, 2008 and the period from October 30, 2007 (inception) to October 31, 2008.

Tax Fees

For the Company’s fiscal year ended October 31, 2008 and the period from October 30, 2007 (inception) to October 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended October 31, 2008 and the period from October 30, 2007 (inception) to October 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

14	Code of Ethics

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

XODTEC GROUP USA, INC.

By:	/s/Yao-ting Su
President, CEO, CFO and Chairman

Dated  February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yao-ting Su	President, CEO, CFO and Chairman	February 12, 2009
Yao-ting Su