Form 10-Q
period 2009-01-31
Xodtec Group USA, INC.
filed 2009-03-17
CIK 1421528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

XODTEC GROUP USA, INC.
(Exact name of registrant as specified in Charter

DELAWARE	000-1421528	06-182-8576
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 501 A, 5th Floor, No. 131, Sung Chang Road
Chung Shang District, Taipei City, Taiwan
 (Address of Principal Executive Offices)

(845) 661-0708
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of March 17, 2009:  100,000 shares of Common Stock.

XODTEC GROUP USA, INC.

FORM 10-Q

January 31, 2009

2

Part I – Financial Information

Item 1. Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
JANUARY 31, 2009 AND 2008

CONTENTS

Page

FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to Financial Statements	4 - 8

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
BALANCE SHEETS

	January 31, 2009	October 31, 2008
(Unaudited)
Assets
Total Assets	$-	$-

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$-	$-
Due to related party	-	-
Total liabilities	-	-

Stockholders' Equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding at January 31, 2009 and October 31, 2008	100	100
Deficit accumulated during the development stage	(100)	(100)
Total stockholders' equity	-	-
Total Liabilities and Stockholders' Equity	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)
			Accumulated
			from
	For the Three	For the Three	October 30, 2007
	Months Ended	Months Ended	(inception)
	January 31, 2009	January 31, 2008	to January 31, 2009

General and administrative expenses	-	17,604	38,072

Loss from operations	-	(17,604)	(38,072)

Other income	-	-	37,972

Net Income (loss)	$-	$(17,604)	$(100)

Net Income (Loss) Per Share-
Basic and Diluted	$-	$(0.18)

Weighted Average Shares Outstanding:
Basic and Diluted	100,000	100,000

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Accumulated from
	For the Three	For the Three	October 30, 2007
	Months Ended	Months Ended	(inception) to
	January 31, 2009	January 31, 2008	January 31, 2009
Cash flows from operating activities
Net income (loss)	$-	$(17,604)	$(100)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock issued for services- founders	-	-	100
Changes in assets and liabilities:
Decrease in accrued expenses	-	(2,000)	-
Net cash provided by (used in) operating activities	-	(19,604)	-

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loan payable- related party	-	2,100	10,000
Proceeds from note payable- related party		20,000
Repayment of loan payable- related party	-	-	(10,000)
Net cash provided by (used in) financing activities	-	22,100	-

Net increase (decrease) in cash and cash equivalents	-	2,496	-

Cash and cash equivalents
Beginning	-	-	-
Ending	$-	$2,496	$-

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-	$-
Income tax	$-	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes for the fiscal year ended October 31, 2008. The interim results for the period ended January 31, 2009 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Xodtec Group USA, Inc. (formerly JJJ1, Inc.), (the "Company"), was incorporated in Delaware on October 30, 2007.

The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At January 31, 2009, the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At January 31, 2009, the Company had no cash equivalents.

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Net income (loss) per share

Basic income (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended January 31, 2009 and 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since inception, the Company only operated in one segment; therefore, segment information has not been presented.

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
January 31, 2009
(Unaudited)

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

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Recent accounting pronouncements (Continued)

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

XODTEC GROUP USA, INC.
(A DEVELOPMENT STAGE COMPANY)
(Formerly JJJ1, Inc.)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Note 3 Going Concern

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses and negative cash flows from operating activities since its inception. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. As of January 31, 2009, these conditions raised substantial doubt as to the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in its efforts to generate or increase revenue or raise additional capital on terms acceptable to the Company or that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

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

******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Results of Operations

We did not have any operating income from inception through January 31, 2009. From inception through the period ended January 31, 2009, we recognized a net loss of $100. For the quarter ended January 31, 2009, we recognized a net income of $0. Expenses for the year were comprised of costs mainly associated with general and administrative fees.

Liquidity and Capital Resources

At January 31, 2009, we had cash of $0. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole officer and director to fund administrative expenses pending acquisition of an operating company.

As reflected in the accompanying financial statements, the Company has a net income of $0 and net cash provided by operations of $0 for the quarter ended January 31, 2009 and a working capital of $0, a deficit accumulated during the development stage of $100 and a stockholders’ equity of $0 at January 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include the asset acquisition, merger or business combination with another entity. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off Balance Sheet Transactions

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.	Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XODTEC GROUP USA, INC.

Date: March 17, 2009	By:	/s/ Yao-ting Su
Yao-ting Su
President, CEO, CFO and Chairman